Form 10-K
period 2005-12-31
Greenwich Capital Acceptance, Inc New York Mortgage Trust 2005-1
filed 2006-03-29
CIK 1319036

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-121661


        Greenwich Capital Acceptance, Inc.

     (Exact name of registrant as specified in its charter)


  Delaware
  (State or other jurisdiction of                   (I.R.S Employer
  incorporation or organization)                    Identification No.)



  600 Steamboat Road
  Greenwich, CT                               06830
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (203) 625-2700

        New York Mortgage Trust
        Mortgage-Backed Notes
        Series 2005-1

  (Title of each class of securities covered by this form)


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):


  Large Accelerated Filer ___  Accelerated Filer ___  Non-Accelerated Filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            Not applicable.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.

                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2005, the total number of holders of record for the Series of Certificates is 6.


  Item 6.  Selected Financial Data.

            Not applicable.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.


            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.

            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) Cenlar FSB, as Sub-Servicer for New York Mtg. <F1>
      b) Universal Master Servicing LLC, as Sub-Servicer for Wachovia Mortgage Corporation <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) Cenlar FSB, as Sub-Servicer for New York Mtg. <F1>
      b) Universal Master Servicing LLC, as Sub-Servicer for Wachovia Mortgage Corporation <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) New York Mtg., as Servicer <F1>
      b) Wachovia Mortgage Corporation, as Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Greenwich Capital Acceptance, Inc.
    (Registrant)


  Signed: Wells Fargo Bank, N.A. as Master Servicer

  By:     Jacquelyn Kimball, Vice President

  By: /s/ Jacquelyn Kimball, Vice President

  Dated:  March 29, 2006


  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  I, Jacquelyn Kimball, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of New York Mortgage Trust Mortgage-Backed Notes, Series 2005-1 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing or similar, agreement, for inclusion in these reports is included in these reports;

  4. I am responsible for reviewing the activities performed by the master servicer under the pooling and servicing, or similar, agreement, and based on upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the master servicer has fulfilled its obligations under that agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     New York Mtg. as Servicer and Wachovia Mortgage Corporation as
     Servicer.

     Date: March 29, 2006

     /s/ Jacquelyn Kimball
     Signature

     Vice President
     Title


  EX-99.1 (a)
(logo)KPMG

KPMG LLP
New Jersey Headquarters
150 John F. Kennedy Parkway
Short Hills, NJ 07078


Independent Accountants' Report


The Board of Directors
Cenlar FSB:


We have examined management's assertion, included in the accompanying Management Assertion, that Cenlar FSB (a wholly-owned subsidiary of Cenlar Capital Corporation) and subsidiaries (Cenlar) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2005. Management is responsible for Cenlar's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Cenlar's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Cenlar's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Cenlar's compliance with the minimum servicing standards.

In our opinion, management's assertion that Cenlar complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ KPMG LLP


February 17, 2006



KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (b)
(logo)KPMG

KPMG LLP
Suite 2300
Three Wachovia Center
401 South Tryon Street
Charlotte, NC 28202-1911



Independent Accountants' Report

The Board of Directors
Universal Master Servicing, LLC:

We have examined Universal Master Servicing, LLC's ("UMS") compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP), in so far as that assertion relates to that part of standard I, Custodial Bank Accounts (I.1, I.2, I.3), standard III, Disbursements (III.1, III.5), standard IV, Investor Accounting and Reporting (IV.1), standard V, Mortgagor Loan Accounting (V.1) and standard VII, Insurance Policies (VII.1), as of and for the year ended December 31, 2005. Management is responsible for UMS's compliance with those minimum servicing standards. Our responsibility is to express an opinion on UMS's compliance, insofar as it relates to the aforementioned servicing standards, based on our examination. UMS's primary servicers perform the servicing obligations subject to minimum servicing standards I.4, II.1, II.2, II.3, II.4, III.2, 1II.3, I1I.4, III.6, V.2, V.3, V.4 and VI.1, of the
USAP. We did not examine UMS's compliance with the minimum servicing standards referred to in the previous sentence, and accordingly, do not express, an opinion thereon.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about UMS's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on UMS's compliance with the minimum servicing standards specified above.

Our examination disclosed the following material noncompliance with Section I.1 of the aforementioned minimum servicing standards applicable to UMS as of and for the year ended December 31, 2005.

Custodial Bank Accounts -- Reconciliations (Section I.1)

* For 20 reconciliations (occurring in February and March) out of 60 reconciliations examined, there was no evidence of secondary review.
* Explanations for reconciling items were not consistently documented for four
  (4) out of 60 reconciliations examined, of which three (3) occurred in February and March.
* Reconciling items were not consistently resolved within ninety (90) calendar days of their original identification for four (4) reconciliations (occurring in February and March) out of 60 reconciliations examined.



KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.

(PAGE)


In our opinion, except for the material noncompliance with Section I.1 of the minimum servicing standards described above, UMS complied, in all material respects, with the aforementioned minimum servicing standards solely as they relate to standards I.1, I.2, I.3, III.1, III.5, IV.1, V.1 and VII.1, as of and for the year ended December 31, 2005.

/s/ KPMG LLP


February 28, 2006





  EX-99.2 (a)
(logo) CENLAR
CENTRAL LOAN ADMINISTRATION & REPORTING


February 17, 2006


Management Assertion


As of and for the year ended December 31, 2005, Cenlar FSB complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Cenlar FSB had in effect a fidelity bond in the amount of $55,000,000 and errors and omissions policy in the amount of $35,000,000.


/s/ Michael W. Young
Michael W. Young
Chief Executive Officer

/s/ Gregory S. Tornquist
Gregory S. Tornquist
Chief Financial Officer

/s/ Steve W. Gozdan
Steve W. Gozdan
Chief Operating Officer


PO Box 77400 * Ewing, NJ 08628 * 609-883-3900





  EX-99.2 (b)
(logo)
Universal
Master
Servicing

Management Assertion

As of and, for the year ended December 31, 2005, Universal Master Servicing,
LLC ("UMS") complied in all material respects, except for the matters described below, with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards I.4, II.1, II.2, II.3, II.4, III.2, III.3, III.4, III.6, V.2, V.3, V.4, and VI.1, which are performed by UMS's primary servicers. As of and for this same period, UMS had in effect a fidelity bond and errors and omissions policy in the amount of $26 million and $10 million respectively.

As of and for the year ended December 31, 2005, UMS noted the following instances of material noncompliance with Section I.1 of the aforementioned minimum servicing standards applicable to UMS.

Custodial Bank Accounts -Reconcilliations (Section I.l)

* For 20 reconciliations (occurring in February and March) out of 60 reconciliations examined, there was no evidence of secondary review.
* Explanations for reconciling items were not consistently documented for four(4) out of 60 reconciliations examined, of which three (3) occurred in February and March.
* Reconciling items were not consistently resolved within ninety (90) calendar days of their original identification for four (4) reconciliations (occurring in February and March) out of 60 reconciliations examined.

/s/ Michael R. Schlaff
Michael R. Schlaff
Vice President
Universal Master Servicing, LLC

3-9-06
Date



200 South Tryon Street * Suite 900 * Charlotte, NC 28202
Tel: 704-632-1040 * Fax: 704-632-1041





  EX-99.3 (a)
(logo) NYMT
NEW
YORK
MORTGAGE
TRUST



SERVICER CERTIFICATION TO MASTER SERVICER

Pursuant to Sections 5.03 and 5.04 of the Servicing Agreement among Wells Fargo Bank, N.A., as Master Servicer, New York Mortgage Funding, LLC, as Seller, and New York Mortgage Funding, LLC, as Servicer, dated as of February 1, 2005 (the "Servicing Agreement"), I, Michael I. Wirth, Secretary of New York Mortgage Funding, LLC, certify to Wells Fargo Bank, N.A., and its officers, directors, agents and affiliates, and with the knowledge and intent that they will rely upon this certification, as follows:

With respect to Section 5.03 of the Servicing Agreement:

(i) a review of the activities of the Servicer during such preceeding fiscal year and of performance under this Agreement has been made under my supervision, and

(ii) to the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement for such year;

With respect to Section 5.04 of the Servicing Agreement:

(i) Based on my knowledge, the information in the annual statement of compliance furnished pursuant to Section 5.03 of the Servicing Agreement, the annual independent public accountant's servicing report furnished pursuant to Section 5.02 and all servicing reports, officer's certificates and other information relating to the servicing of the Securitized Loans submitted to the Master Servicer taken as a whole, odes not contain any untrue statements made, in light of the circumstances under which such statements were made, not misleading as of the date of this certification;

(ii) The servicing information required to be provided to the Master Servicer by the Servicer under this Agreement has been provided to the Master Servicer;

(iii) I am responsible for reviewing the activities performed by the Servicer under the Agreement and based upon the review required by the Agreement, and except as disclosed in the annual statement of compliance, the annual independent public accountant's servicing report and all serviing reports, officer's certificates and other information relating to the serviceing of the Securitized Loans submitted to the Master Servicer, the Servicer has, as of the date of this certification fulfilled its obligations under the Agreement; and

(iv) I have disclosed to the Master Servicer all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards in accordance with a review conducted in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the Agreement.


1301 Avenue of the Americas * New York, New York 10019 * 212-634-9400 * Fax 212-655-6269


(page)


IN WITNESS WHEREOF, the undersigned has caused this Officer's Certificate to be duly executed as of March 1, 2006.


NEW YORK MORTGAGE FUNDING, LLC

By: /s/ Michael I. Wirth
    Michael I. Wirth
    Secretary


1301 Avenue of the Americas * New York, New York 10019 * 212-634-9400 * Fax 212-655-6269





  EX-99.3 (b)
WACHOVIA SECUIRITIES

INVESTOR No.: 7021
WELLS FARGO
SERVIVER OVERSIGHT DEPARTMENT
COLUMBIA, MD 21045


OFFICER'S CERTIFICATE

Reference is hereby made to that certain Agreements between Wachovia Bank, N.A. (the "Company") and your institution. These Agreements are defined on the attached listing (Exhibit A). Capitalized terms used herein not otherwise defined shall have the meanings assigned in the Agreements.

Pursuant to related terms of these Agreements I, Joseph M. Devine, Vice President of the Company, do hereby certify that:

  1. The Company has fully complied with the provisions of the Agreement(s) during the period from January 1, 2005 through December 31, 2005;

  2. A review of the activities of the Company during the period from January 1, 2005 through December 31, 2005 and of performance under these Agreements during such period has been made under my supervision; and

  3. To the best of my knowledge, based on such review, the Company has fulfilled all its obligations under these Agreements throughout the period from January 1, 2005 through December 31, 2005.

IN WITNESS WHEREOF, the undersigned has executed this Certificate as of the 10th day of March 2006.


/s/ Joseph M. Devine

Joseph M. Devine
Vice President
Wachovia Bank, N.A. (formally known as First Union National Bank)


200 SOUTH TRYON STREET - SUITE 900 * CHARLOTTE, NC * 28202
PHONE: 704-632-1040 * FAX: 704-632-1041


(PAGE)


Listing of Agreements
Decemeber, 2005

Exhibit A

Investor   Pool No.   Agreement Name              Security Balance    Loan Count
    7021          1   BART 2004-10 (S6037)        $ 217,717,254.39           570
    7021          2   NY MORTGAGE TRUST 2005-1    $ 113,309,729.34           239
7021 Total                                        $ 331,026,983.73           809





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A                             10,655,901.68         96,925,961.46                 0.00             294,835,038.55
   M-1                              542,492.39          4,664,686.05                 0.00              14,189,313.94
   M-2                              189,342.69          1,503,021.51                 0.00               4,571,978.47
   OT                             2,004,898.59                  0.00                 0.00                       0.00